Form 10-Q
period 1999-06-30
JOBSORT INC
filed 1999-11-12
CIK 1081969

JobSort, Inc.
(A Development Stage Company)

Table Of Contents

Part I - Financial Information *

Item 1. Unaudited Financial Statements *

Balance Sheet As At June 30, 1999 and February 12, 1999 *

Statement Of Operations For The Three Months Ending June 30, 1999 And The Period From October 15,1998 (Date Of Inception) To February 12, 1999 *

Statement Of Cash Flows For The Three Months Ending June 30, 1999 And The Period From October 15, 1998 (Date Of Inception) To February 12, 1999 *

NOTES TO FINANCIAL STATEMENTS June 30, 1999 *

Item 2. Management's Discussion and Analysis or Plan of Operation *

Part II - Other Information *

Item 6. Exhibits *

Signatures *

Index To Exhibits *

JobSort, Inc.
(A Development Stage Company)

Part I - Financial Information

Item 1. Unaudited Financial Statements

Balance Sheet As At June 30, 1999 and February 12, 1999

	June 30 1999	February 12 1999
ASSETS
CURRENT ASSETS
Cash	1,704.00	9,210.00
Total Current Assets	1,704.00	9,210.00
OTHER ASSETS
Organization Costs net of Amortization	202.00	219.00
Total Other Assets	202.00	219.00
TOTAL ASSETS	1,906.00	9,429.00
LIABILITIES & EQUITY
CURRENT LIABILITIES
Officers' Advances (Note #6)	0.00	0.00
Total Current Liabilities	0.00	0.00
STOCKHOLDERS' EQUITY
Common Stock, $.001 par value; authorized 50,000,000 shares; 1,355,300 shares issued and outstanding	1,355.00	1,355.00
Additional Paid in Capital	18,410.00	18,410.00
Deficit accumulated during development stage	(17,859.00)	(10,336.00)
Total Stockholders' Equity	1,906.00	9,429.00
TOTAL LIABILITIES & OWNER'S EQUITY	1,906.00	9,429.00

See accompanying notes to financial statements

JobSort, Inc.
(A Development Stage Company)

Statement Of Operations For The Three Months Ending June 30, 1999 And The Period From October 15, 1998 (Date Of Inception) To February 12, 1999

	Three Months ending June 30, 1999	October 15, 1998 to February 12, 1999
REVENUE
Services	0.00	0.00
COSTS AND EXPENSES
Selling, General and Administrative	7,636.00	10,320.00
Amortization of Organization Costs	12.00	16.00
Total Costs and Expenses	7,648.00	10,336.00
Net Ordinary Income or (Loss)	(7,648.00)	(10,336.00)
Weighted average number of common shares outstanding	1,355,300	1,078,231
Net Loss Per Share	(0.0056)	(0.0096)

See accompanying notes to financial statements

JobSort, Inc.
(A Development Stage Company)

Statement Of Cash Flows For The Three Months Ending June 30, 1999 And The Period From October 15, 1998 (Date Of Inception) To February 12, 1999

	Three Months ending June 30, 1999	October 15, 1998 to February 12, 1999
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	(7,648.00)	(10,336.00)
Amortization	12.00	16.00
Issue Common Stock for Corporate Services	0.00	8,000.00
CHANGES IN ASSETS AND LIABILITIES:
Organization Costs	0.00	(235.00)
CASH FLOWS FROM INVESTING ACTIVITIES	0.00	0.00
CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of Common Stock	0.00	11,765.00
Net increase (decrease) in cash	(7,636.00)	9,210.00
Cash and cash equivalents, beginning of period	9,340.00	0.00
Cash and cash equivalents, end of period	1,704.00	9,210.00

See accompanying notes to financial statements

JobSort, Inc.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS
June 30, 1999

NOTE 1 - HISTORY AND ORGANIZATION OF THE COMPANY

The Company was organized on October 15, 1998, under the laws of the State of Nevada, as JobSort, Inc. The Company has yet to generate any revenues and in accordance with Statement of Financial Accounting Standards No. 7 (SFAS #7), the Company is considered a developmental stage company.

On October 17, 1998, the company issued 1,000,000 shares of its $0.001 par value common stock for cash of $ 2,000.00 to its directors.

On January 20, 1999, the Company completed a public offering that was exempt from federal registration pursuant to Regulation D, Rule 504 of the Securities Act of 1933, as amended. The Company sold 195,300 shares of common stock at a price of $0.05 per share for a total amount raised of $9,765.00. In addition, the Company issued 160,000 shares of common stock for corporate services to the Company valued at $0.05 per share or $ 8,000.00.

NOTE 2 - ACCOUNTING POLICIES AND PROCEDURES

Accounting policies and procedures have not been determined except as follows:

1. The Company uses the accrual method of accounting.

2. The cost of organization, $235.00, is being amortized over a period of 60 months (October 15, 1998 through October 14, 2003).

3. Earnings per share is computed using the weighted average number of shares of common stock outstanding.

4. The Company has not yet adopted any policy regarding payment of dividends. No dividends have been paid since inception.

NOTE 3 - GOING CONCERN

The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has yet to generate any revenue. Additionally, the Company does not have significant cash or other material assets, nor does it an established source of revenue sufficient to cover its operating costs and to allow it to continue as a going concern indefinitely.

It is the intent of the Company to seek to raise additional capital via a private placement offering pursuant to Regulation "D", Rule 505/506, once the Company is trading on the "Pink Sheets" or the OTC-BB. Without realization of additional capital, it would be unlikely for the Company to continue as a going concern. Until that time, the stockholders/officers and/or directors have committed to advancing the operating costs of the Company interest free.

NOTE 4 - RELATED PARTY TRANSACTION

The Company neither owns nor leases any real or personal property. A director provides office services without charge. Such costs are immaterial to the financial statements and, accordingly, have not been reflected therein. The officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interests. The Company has not formulated a policy for the resolution of such conflicts.

NOTE 5 - WARRANTS AND OPTIONS

There are no warrants or options outstanding to acquire any additional shares of common stock.

NOTE 6 - OFFICERS ADVANCES

While the Company plans to seek additional capital eventually through a private offering, until that time, the stockholders/officers and/or directors have committed to advancing the operating costs of the Company interest free. As of June 30, 1999, the amount advanced is zero.

JobSort, Inc.
(A Development Stage Company)

Item 2. Management's Discussion and Analysis or Plan of Operation

A. Management's Plan of Operation

(1) In its initial approximately eight-and-a-half months operating period ended June 30, 1999, the Company incurred a net loss of $17,859 for selling, general and administrative expenses related to start-up operations. It has yet to receive any revenues from operations. On October 17, 1998, founding shareholders purchased 1,000,000 shares of the Company's authorized treasury stock for cash. Additionally, on January 20, 1999, the Company completed an offering of three-hundred fifty-five thousand and three-hundred (355,300) shares of the Common Stock of the Company to approximately thirty-seven (37) unaffiliated shareholders. This offering was made in reliance upon an exemption from the registration provisions of Section 4(2) of the Securities Act of 1993, as amended, pursuant to Regulation D, Rule 504 of the Act. As of June 30, 1999, the Company has one million three hundred fifty-five thousand three hundred (1,355,300) shares of its $0.001 par value common voting stock issued and outstanding which are held by approximately thirty-nine (39) shareholders of record. Management fully anticipates that the proceeds from the sale of all of the Common Shares sold in this offering delineated above will be sufficient to provide the Company's capital needs for the next approximately six (6) months.

This is a development stage company. The Company believes that its initial revenues will be primarily dependent upon the Company's ability to cost effectively and efficiently provide an efficient two-way job matching databank that establishes a new method by which prospective employers and employees might make an optimal employment match. The Company designates as its priorities for the first twelve (12) months of operations as developing and marketing its services and web site to establish its business in the staffing industry. Realization of sales of the Company's services during the fiscal year ending December 31, 2000 is vital to its plan of operations. There are no guarantees that the Company will be able to Compete successfully or that the competitive pressures the Company may face will not have a material adverse effect on the Company's business, results of operations and financial condition. Additionally, a superior competitive service could force the Company out of business.

As of June 30, 1999, the Company has yet to generate any revenues. In addition, the Company does not expect to generate any revenues over the next approximately six (6) to twelve (12) months.

(2) No engineering, management or similar report has been prepared or provided for external use by the Company in connection with the offer of its securities to the public.

(3) The Company has yet to incur any research and development costs from October 15, 1998 (date of inception) through June 30, 1999. In addition, the Company does not anticipate incurring any research and development expenses through the fiscal and calendar year ending December 31, 1999.

(4) The Company currently does not expect to purchase or sell any of its facilities or equipment.

(5) Management does not anticipate any significant changes in the number of employees in the next approximately six (6) months.

B. Segment Data

As of June 30, 1999, no sales revenue has been generated by the Company. Accordingly, no table showing percentage breakdown of revenue by business segment or product line is included

Part II - Other Information

Item 6. Exhibits

See INDEX TO EXHIBITS.

Signatures

In accordance with the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 11, 1999

JobSort, Inc.

(Registrant)

By: /s/Paige Gamble

Paige Gamble, Chairman of the Board, President and Chief Executive Officer

By: /s/Anna M. Lotter

Anna M. Lotter, Director, Secretary, Treasurer

Index To Exhibits

Exhibit Number	Name and/or Identification of Exhibit
1.	Underwriting Agreement
Not applicable
2.	Plan of Acquisition, Reorganization, Arrangement, Liquidation, or Succession
Not applicable
3.	Articles of Incorporation & By-Laws

(a) Articles of Incorporation of the Company filed October 15, 1998. Incorporated by reference to the exhibits to the Company's General Form For Registration Of Securities Of Small Business Issuers on Form 10-SB, previously filed with the Commission.

(b) By-Laws of the Company adopted October 17, 1998. Incorporated by reference to the exhibits to the Company's General Form For Registration Of Securities Of Small Business Issuers on Form 10-SB, previously filed with the Commission.

4.	Instruments Defining the Rights of Security Holders
No instruments other than those included in Exhibit 3
5.	Opinion on Legality
Not applicable
6.	No Exhibit Required
Not applicable
7.	Opinion on Liquidation Preference
Not applicable
8.	Opinion on Tax Matters
Not applicable
9.	Voting Trust Agreement and Amendments
Not applicable
10.	Material Contracts
Not applicable
11.	Statement Re Computation of Per Share Earnings
Not applicable - Computation of per share earnings can be clearly determined from the Statement of Operations in the Company's financial statements.
12.	No Exhibit Required
Not applicable
13.	Annual or Quarterly Reports - Form 10-Q
Not applicable
14.	Material Foreign Patents
None. Not applicable
15.	Letter on Unaudited Interim Financial Information
Not applicable
16.	Letter on Change in Certifying Accountant
Not applicable
17.	Letter on Director Resignation
Not applicable
18.	Letter on Change in Accounting Principles
Not applicable
19.	Reports Furnished to Security Holders
Not applicable
20.	Other Documents or Statements to Security Holders
None - Not applicable
21.	Subsidiaries of Small Business Issuer
None - Not applicable
22.	Published Report Regarding Matters Submitted to Vote of Security Holders
Not applicable
23.	Consent of Experts and Counsel
Not applicable
24.	Power of Attorney
Not applicable
25.	Statement of Eligibility of Trustee
Not applicable
26.	Invitations for Competitive Bids
Not applicable
27.	Financial Data Schedule
Financial Data Schedule of JobSort, Inc., ending June 30, 1999
28.	Information from Reports Furnished to State Insurance Regulatory Authorities
Not applicable
29.	Additional Exhibits
Not applicable