Form 10-Q
period 1999-09-30
JOBSORT INC
filed 1999-11-16
CIK 1081969

JobSort, Inc.
(A Development Stage Company)

Table Of Contents

Part I - Financial Information *

Item 1. Unaudited Financial Statements *

Balance Sheet As At September 30, 1999 and June 30, 1999 *

Statement Of Operations For The Three Months Ending September 30, 1999 And The Period From October 15, 1998 (Date of Inception) To September 30, 1999 *

Statement Of Cash Flows For The Three Months Ending September 30, 1999 And The Period From October 15, 1998 (Date of Inception) To September 30, 1999 *

NOTES TO FINANCIAL STATEMENTS September 30, 1999 *

Item 2. Management's Discussion and Analysis or Plan of Operation *

Part II - Other Information *

Item 6. Exhibits *

Signatures *

Index To Exhibits *

JobSort, Inc.
(A Development Stage Company)

Part I - Financial Information

Item 1. Unaudited Financial Statements

Balance Sheet As At September 30, 1999 and June 30, 1999

	September 30 1999	June 30 1999
ASSETS
CURRENT ASSETS
Cash	1,580.69	1,704.00
Total Current Assets	1,580.69	1,704.00
OTHER ASSETS
Organization Costs net of Amortization	190.00	202.00
Total Other Assets	190.00	202.00
TOTAL ASSETS	1,770.69	1,906.00
LIABILITIES & EQUITY
CURRENT LIABILITIES
Officers' Advances (Note #6)	0.00	0.00
Total Current Liabilities	0.00	0.00
STOCKHOLDERS' EQUITY
Common Stock, $0.001 par value; authorized 50,000,000 shares; 1,355,300 shares issued and outstanding	1,355.00	1,355.00
Additional Paid in Capital	18,410.00	18,410.00
Deficit accumulated during development stage	(17,994.31)	(17,859.00)
Total Stockholders' Equity	1,770.69	1,906.00
TOTAL LIABILITIES & OWNER'S EQUITY	1,770.69	1,906.00

See accompanying notes to financial statements

JobSort, Inc.
(A Development Stage Company)

Statement Of Operations For The Three Months Ending September 30, 1999 And The Period From October 15, 1998 (Date of Inception) To September 30, 1999

	Three Months ending September 30, 1999	October 15, 1998 (Date of Inception) to September 30, 1999
REVENUE
Services	0.00	0.00
COSTS AND EXPENSES
Selling, General and Administrative	123.82	17,949.31
Amortization of Organization Costs	12.00	45.00
Total Costs and Expenses	135.82	17,994.31
Net Ordinary Income or (Loss)	(135.82)	(17,994.31)
Weighted average number of common shares outstanding	1,355,300	1,355,300
Net Loss Per Share	0.000	(0.013)

See accompanying notes to financial statements

JobSort, Inc.
(A Development Stage Company)

Statement Of Cash Flows For The Three Months Ending September 30, 1999 And The Period From October 15, 1998 (Date Of Inception) To September 30, 1999

	Three Months ending September 30, 1999	October 15, 1998 (Date of Inception) to September 30, 1999
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	(135.82)	(17,994.31)
Amortization	12.00	45.00
Issue Common Stock for Corporate Services	0.00	8,000.00
CHANGES IN ASSETS AND LIABILITIES:
Organization Costs	0.00	(235.00)
CASH FLOWS FROM INVESTING ACTIVITIES	0.00	0.00
CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of Common Stock	0.00	11,765.00
Net increase (decrease) in cash	(123.82)	1,580.69
Cash and cash equivalents, beginning of period	1,704.51	0.00
Cash and cash equivalents, end of period	1,580.69	1,580.69

See accompanying notes to financial statements

JobSort, Inc.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS
September 30, 1999

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

  The Company uses the accrual method of accounting.
  The cost of organization, $235.00, is being amortized over a period of 60 months (October 15, 1998 through October 14, 2003).
  Earnings per share is computed using the weighted average number of shares of common stock outstanding.
  The Company has not yet adopted any policy regarding payment of dividends. No dividends have been paid since inception.
  The cost of equipment is depreciated over the estimated useful life of the equipment utilizing the straight-line method of depreciation.
  The Company experienced a loss for its first fiscal tax year. The Company will review its need for a provision for federal income tax after each operating quarter and each period for which a Statement of Operations is issued.
  The Company has adopted December 31 as its fiscal year end.

JobSort, Inc.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS
September 30, 1999

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

NOTE 6 - OFFICERS ADVANCES

While the Company plans to seek additional capital eventually through a private offering, until that time, the stockholders/officers and/or directors have committed to advancing the operating costs of the Company interest free. As of September 30, 1999, the amount advanced is zero.

JobSort, Inc.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS
September 30, 1999

NOTE 7 - YEAR 2000 ISSUE

The Year 2000 issue arises because many computerized systems use two digits rather than four to identify a year. Date-sensitive systems may recognize the year 2000 as 1900 or some other date, resulting in errors when information using year 2000 dates is processed. In addition, similar problems may arise in systems which use certain dates in 1999 to represent something other than a date. The effects of the Year 2000 issue may be experienced before, on, or after January 1, 2000 and if not addressed, the impact on operations and financial reporting may range from minor errors to significant systems failure which could affect an entity's ability to conduct normal business operations. It is not possible to be certain that all aspects of the Year 2000 issue affecting the entity, including those related to the efforts of customers, suppliers, or other third parties will be fully resolved.

JobSort, Inc.
(A Development Stage Company)

Item 2. Management's Discussion and Analysis or Plan of Operation

A. Management's Plan of Operation

(1) In its initial approximately eleven-and-a-half months operating period ended September 30, 1999, the Company incurred a net loss of $17,994.31 for selling, general and administrative expenses related to start-up operations. It has yet to receive any revenues from operations. On October 17, 1998, founding shareholders purchased 1,000,000 shares of the Company's authorized treasury stock for cash. Additionally, on January 20, 1999, the Company completed an offering of three-hundred fifty-five thousand and three-hundred (355,300) shares of the Common Stock of the Company to approximately thirty-seven (37) unaffiliated shareholders. This offering was made in reliance upon an exemption from the registration provisions of Section 4(2) of the Securities Act of 1993, as amended, pursuant to Regulation D, Rule 504 of the Act. As of September 30, 1999, the Company has one million three hundred fifty-five thousand three hundred (1,355,300) shares of its $0.001 par value common voting stock issued and outstanding which are held by approximately thirty-nine (39) shareholders of record. Management fully anticipates that the proceeds from the sale of all of the Common Shares sold in this offering delineated above will be sufficient to provide the Company's capital needs for the next approximately six (6) months.

In addition, management of the Company believes that the need for additional capital going forward will be derived somewhat from internal revenues and earnings generated from the sale of its products and services. If the Company is unable to begin to generate more revenues from its current products and services than it has to date, however, management believes the Company will need to raise additional funds to meet its cash requirements. It is the intent of the Company to seek to raise additional capital via a private placement offering pursuant to Regulation "D", Rule 505/506, once the Company is trading on the "Pink Sheets" or the OTC-BB. In the mean time, management of the Company plans to advance funds to the Company on an as-needed basis although there is no definitive or legally binding arrangement to do so. The Company currently has no arrangements or commitments for accounts and accounts receivable financing. There can be no assurance that any such financing can be obtained or, if obtained that it will be on reasonable terms.

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

As of September 30, 1999, the Company has yet to generate any revenues. In addition, the Company does not expect to generate any revenues over the next approximately six (6) to twelve (12) months.

(2) No engineering, management or similar report has been prepared or provided for external use by the Company in connection with the offer of its securities to the public.

(3) The Company has yet to incur any research and development costs from October 15, 1998 (date of inception) through September 30, 1999. In addition, the Company does not anticipate incurring any research and development expenses through the fiscal and calendar year ending December 31, 1999.

(4) The Company currently does not expect to purchase or sell any of its facilities or equipment.

(5) Management does not anticipate any significant changes in the number of employees in the next approximately six (6) months.

B. Segment Data

As of September 30, 1999, no sales revenue has been generated by the Company. Accordingly, no table showing percentage breakdown of revenue by business segment or product line is included

Part II - Other Information

Item 6. Exhibits

See INDEX TO EXHIBITS.

Signatures

In accordance with the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: Nov 15, 1999 JobSort, Inc.

(Registrant)

By: _____________________________

/s/Paige Gamble, Chairman of the Board, President and Chief Executive Officer

By: _____________________________

/s/Anna M. Lotter, Director, Secretary, Treasurer

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
Financial Data Schedule of JobSort, Inc., ending September 30, 1999
28.	Information from Reports Furnished to State Insurance Regulatory Authorities
Not applicable
29.	Additional Exhibits
Not applicable