Form 10QSB
period 1999-09-30
JOBSORT INC
filed 2000-03-03
CIK 1081969

UNITED STATES
             SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C. 20549
                         FORM 10-QSB

(Mark One)
[X]                          QUARTERLY    REPORT   PURSUANT    TO
                             SECTION   13   OR   15(d)   OF   THE
                             SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 1999 or

[ ]                          TRANSITION   REPORT   PURSUANT    TO
                             SECTION   13   OR   15(d)   OF   THE
                             SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _____________

Commission File Number:

                          JobSort, Inc.
      (Exact name of registrant as specified in its charter)

             Nevada                         88-0408212
 (State or other jurisdiction of (I.R.S. Employer Identification No.) incorporation or organization)

 5161 Blossom Avenue, Las Vegas,        89122
(Address of principal executive       (Zip Code)
            offices)

                         (702) 431-1848
      (Registrant's telephone number, including area code)

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate  the number of shares outstanding of  each  of  the
issuer's   classes  of  common  stock,  as  of  the   latest
practicable date:
                          1,355,300


                        JobSort, Inc.
                (A Development Stage Company)

                      Table Of Contents

Part I - Financial Information                            1

Item 1. Unaudited Financial Statements                    1

Balance Sheet As At September 30, 1999                    1

Statement  Of  Operations For The Three  Months  Ending   2
September 30, 1999 And The Period From October  15,1998
(Date Of Inception) To September 30, 1999

Statement  Of  Cash Flows For The Three  Months  Ending   3
September 30, 1999 And The Period From October 15, 1998
(Date Of Inception) To September 30, 1999

Notes to Financial Statements                             4

Item 2. Management's Discussion and Analysis or Plan of   6
Operation

Part II - Other Information                               7

Item 6. Exhibits                                          7

Signatures                                                8


               Part I - Financial Information

           Item 1. Unaudited Financial Statements

                        JobSort, Inc.
                (A Development Stage Company)

           Balance Sheet As At September 30, 1999

                                                September
                                                30, 1999
ASSETS

CURRENT ASSETS

                              Cash                1,581

              Total Current Assets                1,581

OTHER ASSETS

         Organization Costs net of                 190
                      Amortization

                Total Other Assets                 190

TOTAL ASSETS                                      1,771

LIABILITIES & EQUITY

CURRENT LIABILITIES

      Officers' Advances (Note #6)                 -0-

         Total Current Liabilities                 -0-

STOCKHOLDERS' EQUITY

   Common Stock, $0.001 par value;                1,355
   authorized 25,000,000 shares;
   1,355,300 shares issued and
   outstanding

        Additional Paid in Capital               18,410

        Deficit accumulated during              (17,994)
                 development stage

        Total Stockholders' Equity                1,771

TOTAL LIABILITIES & OWNER'S EQUITY                1,771

               Unaudited Financial Statements
       See accompanying notes to financial statements
                             -1-

                        JobSort, Inc.
                (A Development Stage Company)

     Statement Of Operations For The Three Months Ending
   September 30, 1999 And The Period From October 15, 1998
          (Date Of Inception) To September 30, 1999

                                        Three Months  October 15,
                                           ending      1998 (Date
                                         September         of
                                          30, 1999     Inception)
                                                           to
                                                       September
                                                        30, 1999

REVENUE
                               Services     -0-           -0-

COSTS AND EXPENSES

    Selling, General and Administrative     123          17,949

     Amortization of Organization Costs      12            45

               Total Costs and Expenses     136          17,994

          Net Ordinary Income or (Loss)    (136)        (17,994)

      Weighted average number of common  1,355,300     1,355,300
      shares outstanding

                     Net Loss Per Share     -0-           -0-

               Unaudited Financial Statements
       See accompanying notes to financial statements
                             -2-

                        JobSort, Inc.
                (A Development Stage Company)

     Statement Of Cash Flows For The Three Months Ending
   September 30, 1999 And The Period From October 15, 1998
          (Date Of Inception) To September 30, 1999

                                        Three     October 15,
                                       Months      1998 (Date
                                       ending          of
                                      September    Inception)
                                      30, 1999         to
                                                   September
                                                    30, 1999

CASH FLOWS FROM OPERATING ACTIVITIES:

                            Net Loss    (136)       (17,994)

                        Amortization     12            45

    Issue Common Stock for Corporate     -0-         8,000
                            Services

  CHANGES IN ASSETS AND LIABILITIES:

                  Organization Costs     -0-         (235)

CASH FLOWS FROM INVESTING ACTIVITIES     -0-          -0-

CASH FLOWS FROM FINANCING ACTIVITIES

            Issuance of Common Stock     -0-         11,765

     Net increase (decrease) in cash    (124)        1,581

Cash and cash equivalents, beginning    1,705         -0-
of period

Cash and cash equivalents, end of       1,581        1,581
period

               Unaudited Financial Statements
       See accompanying notes to financial statements
                             -3-

                        JobSort, Inc.
                (A Development Stage Company)
           NOTES TO UNAUDITED FINANCIAL STATEMENTS
                     September 30, 1999

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

NOTE 2 - ACCOUNTING POLICIES AND PROCEDURES

Accounting policies and procedures have not been determined except as follows:

1.   The Company uses the accrual method of accounting.
2. The cost of organization, $235.00, is being amortized over a period of 60 months (October 15, 1998 through October 14, 2003).
3. Earnings per share is computed using the weighted average number of shares of common stock outstanding.
4. The Company has not yet adopted any policy regarding payment of dividends. No dividends have been paid since inception.
                             -4-

5. The cost of equipment is depreciated over the estimated useful life of the equipment utilizing the straight-line method of depreciation.
6. The Company experienced a loss for its first fiscal tax year. The Company will review its need for a provision for federal income tax after each operating quarter and each period for which a Statement of Operations is issued.
7. The Company has adopted December 31 as its fiscal year end.

NOTE 3 - GOING CONCERN

The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has yet to generate any revenue. Additionally, the Company does not have significant cash or other material assets, nor does it an established source of revenue sufficient to cover its operating costs and to allow it to continue as a going concern indefinitely. It is the intent of the Company to seek to raise additional capital via a private placement offering pursuant to Regulation "D", Rule 505/506, once the Company is trading on the "Pink Sheets" or the OTC-BB. Without realization of additional capital, it would be unlikely for the Company to continue as a going concern. Until that time, the officers and/or directors have committed to advancing the operating costs of the Company interest free.
                             -5-

                        JobSort, Inc.
                (A Development Stage Company)
           NOTES TO UNAUDITED FINANCIAL STATEMENTS
                     September 30, 1999

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

There are no warrants or options outstanding to acquire any additional shares of common stock.
NOTE 6 - OFFICERS ADVANCES

While the Company plans to seek additional capital eventually through a private offering, until that time, the officers and/or directors have committed to advancing the operating costs of the Company interest free. As of September 30, 1999, the amount advanced is zero.
NOTE 7 - YEAR 2000 ISSUE

The Year 2000 issue arises because many computerized systems use two digits rather than four to identify a year. Date-sensitive systems may recognize the year 2000 as 1900 or some other date, resulting in errors when information using year 2000 dates is processed. In addition, similar problems may arise in systems which use certain dates in 1999 to represent something other than a date. The effects of the Year 2000 issue may be experienced before, on, or after January 1, 2000 and if not addressed, the impact on operations and financial reporting may range from minor errors to significant systems failure which could affect an entity's ability to conduct normal business operations. It is not possible to be certain that all aspects of the Year 2000 issue affecting the entity, including those related to the efforts of customers, suppliers, or other third parties will be fully resolved.
                             -6-

                        JobSort, Inc.
                (A Development Stage Company)
   Item 2. Management's Discussion and Analysis or Plan of
                          Operation

A.   Management's Plan of Operation

(1) In its initial approximately eleven-and-a-half months operating period ended September 30, 1999, the Company incurred a net loss of $17,994 for selling, general and administrative expenses related to start-up operations. It has yet to receive any revenues from operations. On October 17, 1998, founding shareholders purchased 1,000,000 shares of the Company's authorized treasury stock for cash. Additionally, on January 20, 1999, the Company completed an offering of three-hundred fifty-five thousand and three-hundred (355,300) shares of the Common Stock of the Company to approximately thirty-seven (37) unaffiliated shareholders. This offering was made in reliance upon an exemption from the registration provisions of Section 4(2) of the Securities Act of 1933, as amended, pursuant to Regulation D, Rule 504 of the Act. As of September 30, 1999, the Company has one million three hundred fifty-five thousand three hundred (1,355,300) shares of its $0.001 par value common voting stock issued and outstanding which are held by approximately thirty-nine (39) shareholders of record. Management fully anticipates that the proceeds from the sale of all of the Common Shares sold in this offering delineated above will be sufficient to provide the Company's capital needs for the next approximately six (6) months.

In addition, management of the Company believes that the need for additional capital going forward will be derived somewhat from internal revenues and earnings generated from the sale of its products and services. If the Company is unable to begin to generate more revenues from its current products and services than it has to date, however, management believes the Company will need to raise additional funds to meet its cash requirements. It is the intent of the Company to seek to raise additional capital via a private placement offering pursuant to Regulation "D", Rule 505/506, once the Company is trading on the "Pink Sheets" or the OTC-BB. In the mean time, management of the
Company  plans  to advance funds to the Company  on  an  as-
needed basis although there is no definitive or legally binding arrangement to do so. The Company currently has no arrangements or commitments for accounts and accounts receivable financing. There can be no assurance that any such financing can be obtained or, if obtained that it will be on reasonable terms.

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

B.   Segment Data

As  of September 30, 1999, the Company has not generated any
sales  revenue.   Accordingly, no table  showing  percentage
breakdown of revenue by business segment or product line is included.
                             -7-

Part II - Other Information

Item 6. Exhibits

Exhibit Name and/or Identification of Exhibit
Number

 3.     Articles of Incorporation & By-Laws

         (a) Articles of Incorporation of the Company filed October 15, 1998. Incorporated by reference to the exhibits to the Company's General Form For
         Registration  Of  Securities  Of  Small  Business
         Issuers on Form 10-SB, previously filed with the Commission.

         (b)  By-Laws  of the Company adopted October  17,
         1998. Incorporated by reference to the exhibits to the Company's General Form For Registration Of
         Securities Of Small Business Issuers on Form  10-
         SB, previously filed with the Commission.

 27.    Financial Data Schedule

         Financial Data Schedule of JobSort, Inc.,  ending
         September 30, 1999


                             -8-

                         Signatures

In accordance with the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                        JobSort, Inc.
                        (Registrant)

Date: February 23, 2000

By: /s/Paige Gamble
Paige Gamble, Chairman of the Board, President and Chief
Executive Officer

By: /s/Anna M. Lotter
Anna M. Lotter, Director, Secretary, Treasurer

                             -9-