Form 10KSB
period 1999-12-31
JOBSORT INC
filed 2000-03-31
CIK 1081969

United States

Securities and Exchange Commission

Washington, D.C. 20549

------------------------

Form 10-KSB

[X] Annual Report Pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 1999

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities

Exchange Act of 1934

For the Transition Period from __________ to __________

Commission File Number 0-26691

Jobsort, Inc.

(Exact Name of Registrant as Specified in its Charter)

Nevada	88-040212
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification number)

5161 Blossom Avenue
Las Vegas, Nevada	89122
(Address of principal exectuive offices)	(Zip code)

Registrant's Telephone Number, Including Area Code: (702) 431-1848

Securities Registered Pursuant to Section 12(b) of the Act: NONE

Securities Registered Pursuant to Section 12(g) of the Act:

Common Stock, $0.001 par value per share, 25,000,000 shares authorized, 1,355,300 issued and outstanding as of December 31, 1999.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The Company's stock is not, and has not, been traded or quoted. Therefore, there is no way to ascertain a market value for the stock.

The number of shares of Common Stock outstanding as of December 31, 1999 was 1,355,300.

----------------------------

DOCUMENTS INCORPORATED BY REFERENCE

Sections of the registrant's definitive Proxy Statement for the registrant's Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission, are incorporated by reference into Part III of this Report to the extent stated herein.

----------------------------

The following discussion contains, in addition to historical information, forward-looking statements that involve risks and uncertainties. The Company's actual results could differ significantly from the results discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and in Item 7, "Management's Discussion and Analysis of Financial Condition."

PART I

ITEM 1 -- BUSINESS.

General

JobSort, Inc. ("Jobsort" or the "Company"), was organized by the filing of articles of incorporation with the Secretary of State of the State of Nevada on October 15, 1998. The Company is a developmental stage company with a principal business objective to provide an efficient two-way job matching databank that establishes a new method by which prospective employers and employees might make an optimal employment match. This service will be offered via a Company-owned website, www.jobsort.com, whereby both prospective employers and employees will have access. Initially, the Company will concentrate its efforts on the Las Vegas, Nevada job market.

Industry Background

For many years, people have assumed that the only way to find top-quality employees was to resort to paying exorbitant employment agency or "headhunter" fees, while still having no guarantee that the new employee would be a good fit. The condition of the Las Vegas job market today is such that the company-employee fit is essential to providing, among other things, the level of customer service that is expected in a primarily tourism-based economy - highly skilled labor and innovative thinkers and people with strong work ethics for the wide range of positions available in Las Vegas.

Las Vegas, Nevada, having a population of 1,260,000 people in 1998, with a projected five-year growth of 350,000, is the fastest growing city in the nation. Additionally, Las Vegas boasts the nation's second lowest unemployment rate. Quality employees who will stay for any appreciable length of time with any company are becoming increasingly difficult to find. The Company believes that a databank that provides both prospective employers and employees with information and matching them based on similar preferences will ensure that the employment process will work more effectively than traditional employment agencies and headhunters.

Services Offered

The main service offered by the Company is an interactive website, www.jobsort.com, where prospective employees and employers can search for prospective employers or employees which meet their specific employment criteria. A variety of categories and sections will be available, such as clerical, administrative, light industrial, hotel/casino, medical, legal, and accounting, among others. Prospective employers and employees will be further classified into various levels of employment, such as salaried positions, hourly positions, part-time/flex-time, union or non-union, consultants and independent contractors. Both prospective employers and employees will fill out an extensive form that will include information to properly match employer with employee, then notify the respective parties of the match. The website will also feature resume and company information links known as "hotlinks". Prospective employers will be able to search for resumes by entering certain keywords that will pull up resumes with those keywords included. Prospective employees will be able to search for companies by entering certain keywords that will pull up companies matching their search parameters. Revenues will be generated by the monthly fees charged to prospective employees for their access to the system, as well as by "hotlinks" to other websites such as colleges, resume services, career counselors, printing services, and training programs.

Internet Marketing and Sales

The Company's goal is to become the standard for Internet-based job matching databases. The Company has entered into a website consulting agreement with Best Website Promotion and Design. Under this agreement, Best Website Promotion and Design will market the Company's web site with the major search engines (e.g. Yahoo, Lycos, etc.) in order to increase traffic across the Company's web site. When finished, potential employers and employees may access the Company's web site by searching under common names on these search engines. Some of the common names will be: Las Vegas Jobs, Job Search, Las Vegas, Employment Services, Las Vegas Employment Services, and Las Vegas Job Search. By focusing the majority of its product marketing on web sales, the Company believes that it will be able to sell its products and services to consumers who can simply download them directly over the Internet, thereby eliminating direct sales concerns for those sales opportunities.

Competition

The staffing industry is highly competitive and has low entry barriers for companies wishing to enter the business. The Company faces intense competition from large national, international, regional and local companies and newly established companies. The Company's competitors include companies such as Manpower, Inc., Kelly Services, inc., The Olsten Corporation and AccuStaff, Incorporated, which are national in scope and have substantially greater financial and marketing resources than the Company. However, the Company believes that it will be able to recruit many of its prospective employees and employers via local print advertising in newspapers and magazines as well as through its Internet search engine and key word registration with various search engines and web databases.

Proprietary Rights

The Company believes that its success and ability to compete is dependent in part on the protection of its potential trademarks, trade names, service marks and other proprietary rights. The Company intends to rely on trade secret and copyright laws to protect the intellectual property that it plans to develop, but there can be no assurance that such laws will provide sufficient protection to the Company, that others will not develop products and services that are similar or superior to those of the Company's, or that third parties will not copy or otherwise obtain and use the Company's proprietary information without authorization. In addition, the Company plans to rely on certain property licensed from third parties, and may be required to license additional products or services in the future, for use in general operations. There can be no assurance that these third party licenses will be available or will continue to be available to the Company on acceptable terms or at all. The inability to enter into and maintain any of these licenses could have a material adverse effect on the Company's business, financial condition or operating results.

Policing unauthorized use of the Company's proprietary and other intellectual property rights, in the future, could entail significant expense and could be difficult or impossible. In addition, there can be no assurance that third parties will not bring claims of copyright or trademark infringement against the Company or claim that certain of the Company's products, processes or features violates a patent. There can be no assurance that third parties will not claim that the Company has misappropriated their creative ideas or formats or otherwise infringed upon their proprietary rights. Any claims of infringement, with or without merit, could be time consuming to defend, result in costly litigation, divert management attention, require the Company to enter into costly royalty or licensing arrangements to prevent the Company from using important technologies or methods, any of which could have a material adverse effect on the Company's business, financial condition or operating results.

Employees

The Company presently has two (2) part-time employees. The Company's employees are currently not represented by a collective bargaining agreement, and the Company believes that its relations with its employees are good.

The names, ages and positions of the Company's directors and executive officers are as follows:

Name	Age	Position
Paige Gamble	28	President, Chief Executive Officer and Chairman
Anna M. Lotter	30	Secretary, Treasurer and Director

Paige Gamble, President, CEO and Chairman - Ms. Gamble brings extensive business and marketing experience to the development of JobSort. Her expertise lies in both the domestic and international arenas of corporate marketing, product and service development, strategic planning and government contracting. Ms. Gamble, Director of Marketing, is responsible for global marketing at CashCode Company Inc. - a Toronto based manufacturer of bill validators. She oversees product marketing, advertising, market research, market development, and public relations. She plays a key role in developing the company's brand image and awareness.

Prior to joining CashCode in 1996, she was employed as the Marketing Manager at JCM Inc., one of the premier validator manufacturers in the world. At JCM, some of her clients/contacts included IGT, Bally, Powerhouse, Williams Gaming, Sigma and Brinks. Many of these companies are based in Nevada, or have a substantial presence in the state. Management of the Company believes that the contacts with these companies will be quite beneficial for JobSort. Previously, Ms. Gamble was in executive sales at Goodwill Temporary Services, one of the leading temporary and permanent job placement firms. She created a niche market for employment of individuals with disabilities - matching private, public and state agencies with qualified candidates.

Ms. Gamble completed her Bachelor of Arts degree in 1991 at Oregon State University, specializing in Industrial Business Communications in the school of Journalism. A Nevada resident for the past four years, she is knowledgeable of the economic growth that Nevada has experienced. Management of the Company believes that her experience with job placement has provided her direct insight into market needs and requirements of individuals and companies seeking an innovative alternative to current hiring practices.

Anna M. Lotter, Secretary, Treasurer and Director - Ms. Lotter received her B.A. from the University of Minnesota. She has over twelve years in sales and marketing experience in various areas of the hospitality industry. During her tenure in Las Vegas, Ms. Lotter worked as the Nevada Account Executive for one of the top gaming trade publications, Casino Executive. After building the Nevada account base, she moved on to work with a top supplier of In-Room Coffee to the Hotel Industry, Mr. Coffee Concepts. She has worked to build the Las Vegas market over the past year. Management of the Company believes that Ms. Lotter's experience gives her a clear understanding of the special needs of a city whose main revenue is derived from the hospitality industry. In addition, management believes that her involvement in customer service training, marketing and sales to the Gaming Industry has given her critical insight into the necessity of a good fit for both employer and employee. Additionally, the Company believes that Ms. Lotter's extensive networking in the Las Vegas market over the past three years will prove to be one of the key elements in the development and success of JobSort.

ITEM 2. PROPERTIES.

The Company's corporate headquarters are located at 5161 Blossom Avenue, Las Vegas, Nevada 89122. The office space is provided by an officer and director of the Company at no cost to the Company. The Company does not have any additional facilities. In addition, there are currently no proposed programs for the renovation, improvement or development of the property currently being utilized by the Company. Management believes this is currently suitable as the main administrative office and should remain so for the next approximately twelve (12) months.

ITEM 3 -- LEGAL PROCEEDINGS.

The Company is not subject to any legal proceedings.

ITEM 4 -- SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not applicable.

PART II

ITEM 5 -- MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

The Company's common stock has been registered in a Form 10-SB filing with the Securities and Exchange Commission. Upon compliance and approval of the Form 10-SB filing the Company's shares will be registered under the Securities Act of 1933 (the "Act"). Upon compliance and approval of the Form 10-SB Section 12(g) filing the Company will seek to be listed on the NASD OTC Electronic Bulletin Board sponsored by the National Association of Securities Dealers, Inc.

The following table sets forth certain information as of the end of 1999, with respect to the beneficial ownership of the Company's Common Stock by all persons known by the Company to be beneficial owners of more than 5% of any such outstanding classes, and by each director and executive officer, and by all officers and directors as a group. Unless otherwise specified, the named beneficial owner has, to the Company's knowledge, either sole or majority voting and investment power.

COMMON STOCK

Name of Beneficial Owner	Number of Shares	% of Class
Paige Gamble (1)	500,000	31.25
Anna M. Lotter (1)	500,000	31.25
MD Holdings, Inc. (2)	120,000	8.85
All Executive Officers and Directors as a Group (2 persons)	1,000,000	73.78

Footnotes to Principal Shareholders:

  The address of each executive officer and director is c/o 5161 Blossom Avenue, Las Vegas, Nevada 89122.

  The address of MD Holdings, Inc. is c/o 2200 S. Fort Apache, #2052, Las Vegas, Nevada 89117.

As of March 10, 2000, there were 39 stockholders of record and approximately three (3) beneficial owners of the Company's common stock.

ITEM 6 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

FORWARD LOOKING STATEMENTS

The statements contained in this report that are not historical facts are forward-looking statements within the meaning of the Private Securities Litigation Reform Act. Forward-looking statements are made based upon management's current expectations and beliefs concerning future developments and their potential effects upon the Company. There can be no assurance that future developments affecting the Company will be those anticipated by management. Actual results may differ materially from those included in the forward-looking statements.

Readers are also directed to other risks and uncertainties discussed in other documents filed by the Company with the Securities and Exchange Commission. The Company undertakes no obligation to update or revise any forward-looking information, whether as a result of new information, future developments or otherwise.

Overview

The Company was organized in October 15, 1998, and is considered to be a developmental stage company engaged in the business of providing employment services to the public and to leading corporations. The Company seeks to match prospective employees with prospective employers. The Company has a limited operating history and has not generated significant revenues from the services it provides. Jobsort's activities have been limited to start-up procedures. Consequently, the Company has incurred the expenses of such procedures. Future operating results will depend on many factors, including its ability to raise adequate working capital, demand for its services, the level of competition and its ability to satisfy governmental regulations and deliver company services while maintaining quality and controlling costs.

Plan of Operation

Management of the Company believes that the need for additional capital going forward will be derived somewhat from internal revenues and earnings generated from the sale of its services. If the Company is unable to generate revenues from its products and services, however, management believes the Company will need to raise additional funds to meet its cash requirements. It is the intent of the Company to seek to raise additional capital via a private placement offering, once the Company is trading on the OTC-BB. In the meantime, management of the Company plans to advance funds to the Company on an as-needed basis although there is no definitive or legally binding arrangement to do so. The Company currently has no arrangements or commitments for accounts and accounts receivable financing. There can be no assurance that any such financing can be obtained or, if obtained that it will be on reasonable terms. This is a development stage company. The Company believes that its initial revenues will be primarily dependent upon the Company's ability to cost effectively and efficiently provide an efficient two-way job matching databank that establishes a new method by which prospective employers and employees might make an optimal employment match. The Company designates as its priorities for the next twelve (12) months of operations as developing and marketing its services and web site to establish its business in the staffing industry. Realization of sales of the Company's services during the fiscal year ending December 31, 2000 is vital to its plan of operations. There are no guarantees that the Company will be able to Compete successfully or that the competitive pressures the Company may face will not have a material adverse effect on the Company's business, results of operations and financial condition. Additionally, a superior competitive service could force the Company out of business.

Results of Operations

Period from January 1, 1999 to December 31, 1999.

The operational period from January 1, 1999 to December 31, 1999, achieved two main goals for the Corporation. The Company's goals were the formation of the organization to pursue the Company's business objective and to obtain sufficient capital to commence initial operations.

Revenues. Jobsort is a developmental stage enterprise as defined in SFAS #7. The Company has not generated any revenues to date. The Company has devoted substantially all of its present efforts to: (1) developing its presence in the employment services market, (2) marketing its services to the general public and leading corporations and (3) completing its 12(g) reporting requirements with the Securities Act of 1934 and its commencement of trading on the NASD Over-the-Counter Bulletin Board ("OTC-BB").

Expenses. The Company incurred significant expenses for the operating period January 1, 1999 to December 31, 1999, totaling $17,495. Expenditures were primarily due to costs incurred for professional fees, services and general and administrative expenses. The Company's professional and service expenses were incurred from its public listing process on the NASD's OTC-BB which included the process of the public offering in the State of Nevada, state Blue Sky registrations, attorneys' fees, escrow and EDGARization costs related to the offering, and audits and public filing costs.

Net Loss. Due to the significant operating expenses, Jobsort experienced a net loss of $17,495. The Company anticipated incurring this loss during the initial commencement of operations until such time that it will realize revenues from employment services operations in the fiscal year 2000.

Liquidity and Capital Resources

The Company has generated no revenues during this period and it is unknown when it will generate significant revenues. It is anticipated that the Company will realize revenues from employment services during the next twelve (12) months, of which the Company cannot guarantee. The receipt of funds from Private Placement Offerings or loans obtained through private and public sources by Jobsort may be anticipated to offset its near term cash equivalents for the next twelve (12) months. The Company has financed its cash flow requirements through issuance of common stock. During its normal course of business, the Company may experience net negative cash flows from operations, pending receipt of revenues. Further, the Company may be required to obtain additional financing to fund operations through common stock offerings and bank borrowings, to the extent available, or to obtain additional financing to the extent necessary to augment its working capital.

Year 2000 Issue

The Company uses a significant number of computer software programs and operating systems in its internal operations, including applications used in financial business systems and various administrative functions. Although the Company's software applications contain source code that appropriately interpreted the calendar year 2000, failure by the Company to make any future modifications resulting from "Year 2000" could result in systems interruptions or failures that could have a material adverse effect on the Company's business. The Company has not incurred, nor anticipates that it will incur material expenses to make its computer software programs and operating systems "Year 2000" compliant. However, there can be no assurance that unanticipated costs necessary to update software, or potential systems interruptions, will not exceed the Company's expectations and have a material adverse effect on the Company's business, financial condition and results of operations. In addition, failure by key service providers to the Company, such as its Web hosting service provider to make any future modifications resulting from "Year 2000" could result in systems interruptions or failures that could have a material adverse effect on the Company's business.

ITEM 7. FINANCIAL STATEMENTS.

G. BRAD BECKSTEAD
Certified Public Accountant

330 E. Warm Springs
|Las Vegas, NV 89119
702.528.1984

INDEPENDENT AUDITOR'S REPORT

March 27, 2000

Board of Directors
JobSort, Inc.
5161 Blossom Avenue
Las Vegas, NV 89122

I have audited the Balance Sheet of JobSort, Inc. (the "Company") (A Development Stage Company), as of December 31, 1999, and the related Statements of Operations, Stockholders' Equity, and Cash Flows for the period October 15, 1998 (Date of Inception) to December 31, 1999. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statement presentation. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of JobSort, Inc., (A Development Stage Company), as of October 15, 1998 (Date of Inception) to December 31, 1999, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 5 to the financial statements, the Company has had limited operations and have not commenced planned principal operations. This raises substantial doubt about its ability to continue as a going concern. Management's plan in regard to these matters are also described in Note 5. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

G. Brad Beckstead, CPA

JobSort, Inc.

(A Development Stage Company)

Balance Sheet

as of

December 31, 1998

and

December 31, 1999

and

Statements of Income,

Stockholders' Equity, and

Cash Flows

for the period

October 15, 1998 (Date of Inception)

through

December 31, 1998

and for the period ended

December 31, 1999

JobSort, Inc.

(A Development Stage Company)

Balance Sheet

December 31, 1999 and December 31, 1998

	December 31	December 31
	1999	1998
Assets
Cash	$ 1,354	$ 1,638
Loan to shareholder	$ 900	$ 350
Total Assets	$ 2,254	$ 1,988
Liabilities and Stockholders' Equity
Loan from shareholder	$ 365	$ 264
Total Liabilities	365	264
Common stock, $0.001 par value,
25,000,000 shares authorized; 1,355,300
shares issued and outstanding at 12/31/99	1,355	1,000
Additional paid in capital	18,755	1,350
Treasury stock	(100)	-0-
Deficit accumulated during development stage	(18,121)	(626)
Total Stockholders' Equity	1,889	1,724
Total Liabilities and Stockholders' Equity	$ 2,254	$ 1,988

JobSort, Inc.

(A Development Stage Company)

Income Statement

For the period

October 15, 1998 (Date of Inception) to December 31, 1998 and Period Ended December 31, 1999

	January 1 1999 To December 31 1999	October 15 1998 (inception date) to December 31 1998	October 15 1998 (inception date) to December 31 1999
Revenue	$ -0-	$ -0-	$ -0-
General and administrative expenses	17,495	626	18,121
Depreciation and amortization	-0-	-0-	-0-
Net income or (loss)	$(17,495)	$ (626)	$(18,121)
Weighted average number of
common shares outstanding	1,355,300	1,000,000	1,355,300
Net income or (loss) per share	$ -0-	$ -0-	$ -0-

JobSort, Inc.

(A Development Stage Company)

Statement of Changes in Stockholders' Equity

For the period

October 15, 1998 (Date of Inception) to December 31, 1998 and Period Ended December 31, 1999
	Common Shares	Stock Amount	Additional Paid-in Capital	Treasury Stock	Deficit Accumulated During Development Stage	Total Stockholders' Equity

October 15, 1998 Issued for cash and donated capital	1,000,000	1,000	1,350			2,350

Net Loss, October 15, 1998 (inception) to December 31, 1998	________	________	________	________	(626)	(626)

Balance as of December 31, 1998	1,000,000	1,000	1,350	-0-	(626)	1,724

January 20, 1999 Issued in exchange in cash and services rendered	355,300	355	17,405			17,760

November 9, 1999 Treasury stock				(100)		(100)

Net Loss, January 1, 1999 (inception) to December 31, 1999	________	________	________	________	(17,495)	(17,495)

Balance as of December 31, 1999	1,355,300	1,355	18,755	(100)	(18,121)	1,889

JobSort, Inc.

(A Development Stage Company)

Statement of Cash Flows

For the period

October 15, 1998 (Date of Inception) to December 31, 1998 and Period Ended December 31, 1999

		October 15	October 15
	January 1	1998	1998
	1999	(inception date)	(inception date)
	to	to	to
	December 31	December 31December 31
	1999	1998	1999
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (17,495)	$ (626)	$ (18,121)
Increase in loan to shareholder	(900)	(550)	(350)
Increase in loan from shareholder	365	101	264
Net cash used by operating activities	(18,656)	(17,944)	(712)
CASH FLOWS FROM INVESTING ACTIVITIES
Net cash used by investing activities	-0-	-0-	-0-
CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock	$ 195	$ 1,000	$ 1,195
Issuance of common stock for services	160	-0-	160
Additional paid in capital	17,405	1,350	18,755

Treasury stock	(100)	-0-	(100)
Net cash provided by financing activities	17,660	2,350	20,010
Beginning cash	1,638	-0-	-0-
Ending cash	1,354	1,638	1,354
NON-CASH TRANSACTIONS
Interest expense	-0-	-0-	-0-
Income taxes	-0-	-0-	-0-

JobSort, Inc.

(A Development Stage Company)

Footnotes

December 31, 1999

Note 1 - History and organization of the company

The Company was organized October 15, 1998 (Date of Inception) under the laws of the State of Nevada, as JobSort, Inc. The Company has limited operations and in accordance with SFAS #7, the Company is considered a development stage company.

Note 2 - Accounting policies and procedures

Accounting policies and procedures have not been determined except as follows:

Accounting Method

The Company reports income and expenses on the accrual method.

Estimates

The preparation of financial statements in conformity with generally accepted accounting principals requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Equivalents

The Company maintains a cash balance in a non-interest-bearing account that currently does not exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with the maturity of three months or less are considered to be cash equivalents. There are no cash equivalents as of December 31, 1999.

Reporting in the Costs of Start-Up Activities

Statement of Position 98-5 (SOP 98-5), "Reporting on the Costs of Start-Up Activities," which provides guidance on the financial reporting of start-up costs and organizational costs, requires most costs of start-up activities and organizational costs to be expensed as incurred. SOP 98-5 is effective for fiscal years beginning after December 15, 1998. With the adoption of SOP 98-5, there has been little or no effect on the Company's financial statements.

Loss Per Share

Net loss per share is provided in accordance with Statement of Financial Accounting Standards No. 128 (SFAS #128) "Earnings Per Share". Basic loss per share is computed by dividing losses available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted loss per share reflects per share amounts that would have resulted if dilutive common stock equivalents had been converted to common stock. As of December 31, 1999, the Company had no dilutive common stock equivalents such as stock options or warrants.

Dividends

The Company has not yet adopted any policy regarding payment of dividends. No dividends have been paid since inception.

JobSort, Inc.

(A Development Stage Company)

Footnotes

December 31, 1999

Note 2 - Accounting policies and procedures (continued)

Equipment

The cost of equipment is depreciated over the estimated useful life of the equipment utilizing the straight line method of depreciation.

Income Taxes

The Company will review its need for a provision for federal income tax after each operating quarter and each period for which a statement of operations is issued.

Year End

The Company has adopted December 31 as its fiscal year end.

Note 3 - Income Taxes

Income Taxes are provided for using the liability method of accounting in accordance with Statement of Financial Accounting Standards No. 109 (SFAS #109) "Accounting for Income Taxes". A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting. Deferred tax expense (benefit) results from the net change during the year of deferred tax assets and liabilities. There is no provision for income taxes for the period ended December 31, 1999 due to the net loss and no state income tax in Nevada, the state of the Company's domicile and operations.

Note 4 - Stockholders' Equity

The Company is authorized to issue 25,000,000 shares of $0.001 par value common stock.

On October 15, 1998, the Company issued 1,000,000 shares of its $0.001 par value common stock for $2,350. Of the total, $1,000 is considered common stock and $1,350 is additional paid in capital. The consideration paid for the common stock represents $2,000, which was deposited into the Company's corporate bank account in November 1998, and a canceled loan in the amount of $350. The canceled loan was owed to the founding shareholders for the initial organizational and incorporation costs.

On January 20, 1999, the Company issued 355,300 shares of its $0.001 par value common stock to shareholders in exchange for cash of $9,760 and for services rendered in the amount of $8,000. The 504 offering raised a total of $17,760 of which $355 is considered common stock and $17,405 is additional paid in capital. One shareholder was issued 100 additional shares of $0.001 par value common stock in error and the Company intends to have these 100 shares of common stock rescinded.

There have been no other issuances of common stock.

JobSort, Inc.

(A Development Stage Company)

Footnotes

December 31, 1999

Note 5 - Going concern

The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. Without realization of additional capital, it would be unlikely for the Company to continue as a going concern. However, the Company has not commenced its planned principal operations. Additionally the Company does not have significant cash or other material assets nor does it an established source of revenue sufficient to cover its operating costs to allow it to continue as a going concern indefinitely. Until that time, the officers have committed to advance the operating costs the company interest free.

Note 6 - Related party transactions

The Company does not lease or rent any property. Office services are provided without charge by a director. Such costs are immaterial to the financial statements and, accordingly, have not been reflected therein. The officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interests. The Company has not formulated a policy for the resolution of such conflicts.

Note 7 - Warrants and options

There are no warrants or options outstanding to acquire any additional shares of common stock.

Note 8 - Year 2000 issue

The Company uses a significant number of computer software programs and operating systems in its internal operations, including applications used in financial business systems and various administrative functions. Although the Company's software applications contain source code that appropriately interpreted the calendar year 2000, failure by the Company to make any future modifications resulting from "Year 2000" could result in systems interruptions or failures that could have a material adverse effect on the Company's business. The Company has not incurred, nor anticipates that it will incur material expenses to make its computer software programs and operating systems "Year 2000" compliant. However, there can be no assurance that unanticipated costs necessary to update software, or potential systems interruptions, will not exceed the Company's expectations and have a material adverse effect on the Company's business, financial condition and results of operations.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

The information required in this item is incoproated by reference to this document and the section entitled "EMPLOYEES".

ITEM 10. EXECUTIVE COMPENSATION.

The following table sets forth all cash compensation to be paid by the Company to its officers, directors, and significant employees.

NAME OF INDIVIDUAL	POSITION WITH COMPANY	ANNUAL COMPENSATION
Paige Gamble	President, Chief Executive Officer and Chairman	$12,000
Anna M. Lotter	Secretary, Treasurer and Director	$12,000

Footnotes to Executive Compensation:

  No executive officer of the Company prior to December 31, 1999 drew a salary from the Company.

  There were no arrangements, pursuant to which any director of the Company was compensated for the period from inception for any service provided as a director. While the Company's only directors are its current executive officers who are already drawing a salary for the management of the Company it may be necessary for the Company to compensate newly appointed Directors in order to attract a quality governance team. At this time the Company has not identified any specific individuals or candidates nor has it entered into any negotiations or activities in this regard.

EMPLOYMENT AGREEMENTS

The Company does not currently have employment agreements with its executive officers but expects to sign employment agreements with each in the near future.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The information required by this Item concerning the stock ownership of management and five percent beneficial owners is incorporated herein by reference to ITEM 5 of this document entitled, "MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS".

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

None.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits:

A list of exhibits required to be filed as part of this Annual Report is set forth in the Index to Exhibits, which immediately precedes such exhibits and is incorporated herein by reference.

(b) Reports on Form 8-K

The Company has filed a Form 8-K with the Securities and Exchange Commission on February 14, 2000.

SIGNATURES

In accordance with the requirements of Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

JOBSORT, INC.

By:

-------------------------- Date: March 29, 2000

Paige Gamble

President, Chief Executive Officer and Chairman

By:

-------------------------- Date: March 29, 2000

Anna M. Lotter

Secretary, Treasurer and Director

INDEX TO EXHIBITS
Exhibit Number	Name and/or Identification of Exhibit
3.	(1) Articles of Incorporation & By-Laws
(a) Articles of Incorporation of the Company filed October 15, 1998
(b) By-Laws of the Company adopted October 17, 1998
4.	Instruments Defining the Rights of Security Holders
No instruments other than those included in Exhibit 3
11.	Statement Re-Computation of Per Share Earnings
Computation of per share earnings can be clearly determined from the table set forth in Note 2 of the Company's financial statements
13.	(2) Annual or Quarterly Reports - Form 10-QSB
(a) Form 10-QSB for the period ended June 30, 1999
(b)Form 10-QSB for the period ended September 30, 1999
16.	(2) Letter on Change in Certifying Accountant
Form 8-K filed on February 14, 2000
23.	Consent of Experts and Counsel
Consents of independent public accountants
27.	Financial Data Schedule
Financial Data Schedule of Jobsort, Inc. ending December 31, 1999

(1) The copy of this exhibit filed as the same exhibit to the Company's Registration Statement on Form 10-SB and amendments thereto, is incorporated herein by reference.

(2) The copy of this exhibit and amendments thereto filed with the U.S. Securities and Exchange Commission, is incorporated herein by reference.

SIGNATURES

In accordance with Section 12 of the Securities Exchange Act of 1934, the registrant caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

Jobsort, Inc.

--------------------------------------------------------------------------------

(Registrant)

Date: March 29, 2000

By:

/s/Paige Gamble, President, Chief Executive Officer and Chairman

By:

/s/Anna M. Lotter, Secretary, Treasurer and Director