Form 10QSB
period 2000-03-31
JOBSORT INC
filed 2000-05-18
CIK 1081969

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2000
Or
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________ to _____________
Commission File Number:
JobSort, Inc. (Exact name of registrant as specified in its charter)
Nevada (State or other jurisdiction of incorporation or organization)	88-040212 (I.R.S. Employer Identification No.)
5161 Blossom Avenue, Las Vegas, Nevada (Address of principal executive offices)	89122 (Zip Code)
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

JOBSORT, INC.
(A Development Stage Company)

Table of Contents

Page
PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
Independent Accountant's Review Report	4
Balance Sheet March 31, 2000 and December 31, 1999	5
Income Statement for the Quarter Ended March 31, 2000; the Quarter Ended March 31, 1999 and the period October 15, 1998 (Date of Inception) to March 31, 2000.	6
Statement of Cash Flows for the Quarter Ended March 31, 2000; the Quarter Ended March 31, 1999 and the period October 15, 1998 (Date of Inception) to March 31, 2000.	7
Notes to Financial Statements	8
Item 2. Management's Discussion and Plan of Operation	10
PART II - OTHER INFORMATION
Item 6. Exhibits	11
SIGNATURES	12

G. BRAD BECKSTEAD
Certified Public Accountant

330 E. Warm Springs
Las Vegas, NV 89119
702.528.1984
425.928.2877 (efax)

INDEPENDENT ACCOUNTANTS' REVIEW REPORT

Board of Directors
JobSort, Inc.
Las Vegas, NV

I have reviewed the accompanying balance sheet of JobSort, Inc. as of March 31, 2000 and the related statements of income and cash flows for the three-month ended March 31, 2000 and October 15, 1998 (Date of Inception) to March 31, 2000. These financial statements are the responsibility of the Company's management.

I conducted my reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data, and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, which will be performed for the full year with the objective of expressing an opinion regarding the financial statements taken as a whole. Accordingly, I do not express such an opinion.

Based on my reviews, I am not aware of any material modifications that should be made to the accompanying financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States.

/s/Brad Beckstead, CPA

May 16, 2000
Las Vegas, Nevada
License #2701

PART I - FINANCIAL INFORMATION
Item 1. Unaudited Financial Statements

JobSort, Inc.
(A Development Stage Company)

Balance Sheet
March 31, 2000 and December 31, 1999

	UNAUDITED For the Quarter Ended March 31, 2000	AUDITED For the Year Ended December 31, 1999

Cash	$ 77	$ 1,354

Loan to shareholders	2,000	900

Total Assets	$ 2,077	$ 2,254

Liabilities and Stockholders' Equity

Loan from shareholder	$ 365	$ 365

Total Liabilities	365	365

Common stock, $0.001 par value, 25,000,000 shares authorized; 1,355,300 shares issued and outstanding at 3/31/00 and 12/31/99, respectively	1,355	1,355

Additional paid-in capital	18,755	18,755

Treasury stock	(100)	(100)

Deficit accumulated during development stage	(18,298)	(18,121)

Total Stockholders' Equity	1,712	1,889

Total Liabilities and Stockholders' Equity	$ 2,077	$ 2,254

See accompanying "Accountant's Review Report" and footnotes

JobSort, Inc.
(A Development Stage Company)

Income Statement
for the Quarter Ended March 31, 2000,
the Quarter Ended March 31, 1999
and the period October 15, 1998 (Date of Inception) to March 31, 2000
UNAUDITED

	Quarter Ended March 31, 2000	Quarter Ended March 31, 1999	Period October 15, 1998 (Inception) to March 31, 2000

Revenue	$ -0-	$ -0-	$ -0-

General and administrative expenses	177	9,578	18,298

Depreciation and amortization	-0-	-0-	-0-

Net income or (loss)	$ (177)	$ (9,578)	$ (18,298)

Weighted average number of common shares outstanding	1,355,300	1,142,360	1,293,094

Net income per share	$ -0-	$ -0-	$ -0-

See accompanying "Accountant's Review Report" and footnotes

JobSort, Inc.
(A Development Stage Company)

Statement of Cash Flows
for the Quarter Ended March 31, 2000,
the Quarter Ended March 31, 1999
and the period October 15, 1998 (Date of Inception) to March 31, 2000
UNAUDITED

	Quarter Ended March 31, 2000	Quarter Ended March 31, 1999	For the period October 15, 1998 (Inception) to March 31, 2000
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (177)	$ (9,578)	$ (18,298)
Increase in loan to shareholders	(1,100)	(550)	(2,000)
Increase in accounts payable	-0-	-0-	-0-
Increase in loan from shareholder	-0-	70	365

Net cash used by operating activities	$ (1,277)	$ (10,058)	$ (19,933)

CASH FLOWS FROM INVESTING ACTIVITIES

Net cash used by investing activities	$ -0-	$ -0-	$ -0-

CASH FLOWS FROM FINANCING ACTIVITIES

Issuance of common stock	$ -0-	$ 355	$ 1,355
Additional paid-in capital	-0-	17,405	18,755
Treasury stock	-0-	-0-	(100)

Net cash provided by financing activities	$ -0-	$ 17,760	$ 20,010

Beginning cash	$ 1,354	$ 1,638	$ -0-

Ending cash	$ 77	$ 9,340	$ 77

NON-CASH TRANSACTIONS
Interest expense	-0-	-0-	-0-
Income taxes	-0-	-0-	-0-

See accompanying "Accountant's Review Report" and footnotes

JobSort, Inc.
(A Development Stage Company)

Footnotes
March 31, 2000

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

Cash and equivalents

The Company maintains a cash balance in a non-interest-bearing account that currently does not exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with the maturity of three months or less are considered to be cash equivalents. There are no cash equivalents as of March 31, 2000.

Reporting in the costs of start-up activities

Statement of Position 98-5 (SOP 98-5), "Reporting on the Costs of Start-Up Activities" which provides guidance on the financial reporting of start-up costs and organizational costs. It requires most costs of start-up activities and organizational costs to be expensed as incurred. SOP 98-5 is effective for its fiscal years beginning after December 15, 1998. With the adoption of SOP 98-5, there has been little or no effect on the Company's financial statements.

Loss per share

Net loss per share is provided in accordance with Statement of Financial Accounting Standards No. 128 (SFAS #128) "Earnings Per Share". Basic loss per share is computed by dividing losses available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted loss per share reflects per share amounts that would have resulted if dilutive common stock equivalents had been converted to common stock. As of March 31, 2000, the Company had no dilutive common stock equivalents such as stock options or warrants.

Dividends

The Company has not yet adopted any policy regarding payment of dividends. No dividends have been paid since inception.

Equipment

The cost of equipment is depreciated over the estimated useful life of the equipment utilizing the straight-line method of depreciation.

Year end

The Company has adopted December 31 as its fiscal year end.

JobSort, Inc.
(A Development Stage Company)

Footnotes
March 31, 2000

Note 3 - Income Taxes

Income taxes are provided for using the liability method of accounting in accordance with Statement of Financial Accounting Standards No. 109 (SFAS #109) "Accounting for Income Taxes". A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting. Deferred tax expense (benefit) results from the net change during the year of deferred tax assets and liabilities. There is no provision for income taxes for the period ended March 31, 2000, due to the net loss and no state income tax in Nevada, the state of the Company's domicile and operations.

Note 4 - Stockholders' Equity

The Company is authorized to issue 25,000,000 shares of $0.001 par value common stock.

On October 15, 1998, the Company issued 1,000,000 shares of its $0.001 par value common stock for $2,350. Of the total, $1,000 is considered common stock and $1,350 is additional paid-in capital. The consideration paid for the common stock represents $2,000, which was deposited into the Company's corporate bank account in November 1998, and a cancelled loan in the amount of $350. The cancelled loan was owed to the founding shareholders for the initial organizational and incorporation costs.

On January 20, 1999, the Company issued 355,300 shares of its $0.001 par value common stock to shareholders in exchange for cash of $9,760 and for services rendered in the amount of $8,000. The 504 offering raised a total of $17,760 of which $355 is considered common stock and $17,405 is additional paid-in capital. One shareholder was issued 100 additional shares of $0.001 par value common stock in error and the Company intends to have these 100 shares of common stock rescinded.

There have been no other issuances of common stock and/or preferred stock.

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

Note 6 - Related party transactions

The Company does not lease or rent any property. Office services are provided without charge by a director / shareholder. Such costs are immaterial to the financial statements and, accordingly, have not been reflected therein. The officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interests. The Company has not formulated a policy for the resolution of such conflicts.

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

Item 2. Management's Discussion and Plan of Operation

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

Results of Operations

The Company has not generated any revenues since its inception. The Company has limited operating history. The Company was organized on October 15, 1998. Activities to date have been limited primarily to organization, initial capitalization, finding and securing a management team and board of directors, the development of a business plan and web site operations and commencing with initial operational plans.

As of March 31, 2000, the Company has developed a business plan, recruited and retained a management team, developed a web site at www.jobsort.com and raised capital via a private placement offering of stock made pursuant to Section 4(2) of the Securities Act of 1933, as amended, and an offering made in reliance upon an exemption from the registration provisions of the Securities Act of 1933, as amended, in accordance with Regulation D, Rule 504. As a start-up and development stage company, the Company has no new products or services to announce.

Liquidity and Capital Resources

To date, the Company has attained cash from offerings of its common stock. On October 15, 1998, the Company issued 1,000,000 shares of its $0.001 par value common shares for cash of $2,000 and a cancelled loan in the amount of $350. On January 20, 1999, the Company issued 355,300 shares of its common stock for cash of $9,760 and in exchange for services rendered of $8,000.

The Company has yet to generate any revenues. Without the realization of additional capital, it would be unlikely for the Company to continue as a going concern. It is management's plan to seek additional capital through a private offering of its securities once it gets listed on the NQB's "Pink Sheets" or the OTC-BB. The Company does not have significant cash or other material assets nor does it have an established source of revenue sufficient to cover its operating costs to allow it to continue as a going concern indefinitely. Until that time, the officers have committed to advance the operating costs the company interest free.

The officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interests. The Company has not formulated a policy for the resolution of such conflicts.

PART II - OTHER INFORMATION
Item 6. Exhibits

Exhibit Number	Name and/or Identification of Exhibit
3	Articles of Incorporation & By-Laws

(a)Articles of Incorporation of the Company filed October 15, 1998. Incorporated by reference to the exhibits to the Company's General Form For Registration Of Securities Of Small Business Issuers on Form 10-SB, previously filed with the Commission.

(b)By-Laws of the Company adopted October 17, 1998. Incorporated by reference to the exhibits to the Company's General Form For Registration Of Securities Of Small Business Issuers on Form 10-SB, previously filed with the Commission.

13

Annual or Quarterly Reports - Form 10-QSB

(a) Form 10-QSB for the period ended June 30, 1999. Incorporated by reference to the Company's Quarterly Report for Small Business Issuers on Form 10-QSB, previously filed with the Commission.

(b) Form 10-QSB for the period ended September 30, 1999. Incorporated by reference to the Company's Quarterly Report for Small Business Issuers on Form 10-QSB, previously filed with the Commission.

(c) Form 10-KSB for the year ended December 31, 1999. Incorporated by reference to the Company's Quarterly Report for Small Business Issuers on Form 10-KSB, previously filed with the Commission.

16	Letter on Change in Certifying Accountant Form 8-K filed on February 14, 2000
23	Consent of Experts and Counsel
Consents of independent public accountants
27	Financial Data Schedule
Financial Data Schedule of JobSort, Inc. ending March 31, 2000

SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

JobSort, Inc.
(Registrant)

Date: May 17, 2000

By:/s/ Paige Gamble
Paige Gamble, President

By:/s/ Anna M. Lotter

Anna M. Lotter, Secretary, Treasurer and Director