Form 10QSB
period 2000-06-30
JOBSORT INC
filed 2000-08-21
CIK 1081969

UNITED STATES
             SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C. 20549
                         FORM 10-QSB
(Mark One)

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30 , 2000

Or

[ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _____________

Commission File Number:

                          JobSort, Inc.
     (Exact name of registrant as specified in its charter)

            Nevada                          88-040212
(State or other jurisdiction of  (I.R.S. Employer Identification
incorporation or organization)                 No.)

5161 Blossom Avenue, Las Vegas,               89122
            Nevada                          (Zip Code)
(Address of principal executive
           offices)

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
                                                               Page
PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Independent Accountant's Review Report                         4

Balance Sheet June 30, 2000 and March 31, 2000                 5

Income Statement for the Quarter Ended June 30, 2000; the      6
Quarter Ended March 31, 2000 and the period March 31, 1999 to
June 30, 2000.

Statement of Cash Flows for the Quarter Ended June 30, 2000;   7
the Quarter Ended March 31, 2000 and the period March 31,
1999 to June 30, 2000.

Notes to Financial Statements                                  8

Item 2. Management's Discussion and Plan of Operation          10

PART II - OTHER INFORMATION

Item 6. Exhibits                                               11

SIGNATURES                                                     12




G. BRAD BECKSTEAD
Certified Public Accountant
                                         330 E. Warm Springs
                                         Las Vegas, NV 89119
                                                702.528.1984
                                         425.928.2877 (efax)

           INDEPENDENT ACCOUNTANT'S REVIEW REPORT

Board of Directors
JobSort, Inc.
(a Development Stage Company)
Las Vegas, NV

I have reviewed the accompanying balance sheet of JobSort, Inc. (a Nevada corporation) (a development stage company) as of June 30, 2000 and the related statements of operations for the three-month and six-month periods ending June 30, 2000 and 1999 and for the period October 15, 1998 (Inception) to June 30, 2000, and cash flows for the six months ending June 30, 2000 and 1999 and for the period October 15, 1998 (Inception) to June 30, 2000. These financial statements are the responsibility of the Company's management.

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

Based on my reviews, I am not aware of any material modifications that should be made to the accompanying financial statements referred to above for them to be in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 5 to the financial statements, the Company has had limited operations and has not commenced planned principal operations. This raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note
5. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

I have previously audited, in accordance with generally accepted auditing standards, the balance sheet of JobSort, Inc. (a development stage company) as of December 31, 1999, and the related statements of operations, stockholders' equity, and cash flows for the year then ended and for the period October 15, 1998 (Inception) to December 31, 1999 (not presented herein) and in my report dated March 27, 2000, I expressed an unqualified opinion on those financial statements.

/s/G. Brad Beckstead, CPA

August 11, 2000


                        JobSort, Inc.
                (a development stage company)
                        Balance Sheet

                                                     (unaudited)
                                                      June 30,    December
                                                                  31,
                                                        2000      1999
Assets

Current assets:
Cash                                                     20        1,354
Loan to stockholders                                   2,000        900
Total current assets                                   2,020       2,254

Total Assets                                           2,020       2,254

Liabilities and Stockholders' Equity

Current liabilities:
Loan from stockholders                                  365         365
Total current liabilities                               365         365

Long-term liabilities                                    -           -

Total liabilities                                       365         365

Stockholders' Equity:
Common stock, $0.001 par value, 25,000,000
shares authorized, 1,355,300 shares issued and
outstanding                                            1,355       1,355
Additional paid-in capital                             18,755      18,755
Treasury stock                                         (100)       (100)
Deficit accumulated during development stage          (18,355)    (18,121)
Total stockholders' equity                             1,655       1,889

Total Liabilities and Stockholders' Equity             2,020       2,254




                        JobSort, Inc.
                (a development stage company)
                   Statement of Operations
For the Three Months and Six Months Ending June 30, 2000 and
      1999,  and For the Period October 15, 1998
               (Inception) to June 30, 2000


                                                   October
                                                   15, 1998
                Three Months       Six Months     (Inception)
              Ending June 30,    Ending June 30,   to
                                                   June 30,
               2000     1999     2000      1999      2000


Revenue         -         -        -        -         -

Expenses:
General         57      7,636     234     17,213    18,355
administrati
ve expenses
Total           57      7,636     234     17,213    18,355
expenses

Net loss       (57)    (7,636)   (234)   (17,213)   (18,355)

Weighted
average
number of
common      1,355,300 1,355,300 1,355,300 1,355,300 1,355,300
shares
outstanding

Net loss per    -         -        -        -         -
share


                        JobSort, Inc.
                (a development stage company)
                   Statement of Cash Flows
      For the Six Months Ending June 30, 2000 and 1999
 and For the Period October 15, 1998 (Inception) to June 30, 2000

                                                October 15,
                                                1998
                                                (Inception)
                                                to
                         June 30,   June 30,    June 30,
                         2000       1999        2000
Cash flows from
operating activities

Net loss                 (234)      (17,213)    (18,355)

Adjustments to
reconcile net income to
net cash used
by operating
activities:

Company expenses paid    -          -           350
by stockholders

Common stock issued for  -          8,000       8,000
services provided

(Increase) decrease in:
Loan to stockholders     (1,100)    (550)       (2,000)

Increase (decrease) in:
Loan from stockholders   -          70          365

Net cash used by         (1,334)    (9,693)     (11,640)
operating activities

Cash flows from          -          -           -
investing activities

Net cash provided        -          -           -
(used) by investing
activities

Cash flows from
financing activities
Issuance of common       -          9,760       11,660
stock

Net cash provided by     -          9,760       11,660
financing activities

Net (decrease) increase  (1,334)    67          20
in cash

Cash - beginning         1,354      1,638       -

Cash - ending            20         1,705       20


Supplemental
disclosures:

Interest paid            -          -           -

Income taxes paid        -          -           -


Non-cash investing and
financing activities:

Company expenses paid    -          -           350
by stockholders

Common stock issued for  -          8,000       8,000
services provided

Excess common stock      -          100         100
issued in 504 offering

Excess common stock      -          (100)       (100)
received into treasury

Total non-cash           -          8,000       8,350
investing and financing
activities


                        JobSort, Inc.
                (a Development Stage Company)
                Notes to Financial Statements
                        June 30, 2000

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

Cash and equivalents

 The Company maintains a cash balance in a non-interest-bearing account that currently does not exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with the maturity of three months or less are considered to be cash equivalents. There are no cash equivalents as of June 30, 2000.

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

Note 3 - Income taxes

Income taxes are provided for using the liability method of accounting in accordance with Statement of Financial Accounting Standards No. 109 (SFAS #109) "Accounting for Income Taxes". A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting. Deferred tax expense (benefit) results from the net change during the year of deferred tax assets and liabilities. There is no provision for income taxes for the period ended June 30, 2000, due to the net loss and no state income tax in Nevada, the state of the Company's domicile and operations.

Note 4 - Stockholders' equity

The Company is authorized to issue 25,000,000 shares of $0.001 par value common stock.

On October 15, 1998, the Company issued 1,000,000 shares of its $0.001 par value common stock for $2,350. Of the total, $1,000 is considered common stock and $1,350 is additional paid-in capital. The consideration paid for the common stock represents $2,000, which was deposited into the Company's corporate bank account in November 1998, and a cancelled loan in the amount of $350. The cancelled loan was owed to the founding stockholders for the initial organizational and incorporation costs.

On January 20, 1999, the Company issued 355,300 shares of its $0.001 par value common stock to stockholders in exchange for cash of $9,760 and for services rendered in the amount of $8,000. The 504 offering raised a total of $17,760 of which $355 is considered common stock and $17,405 is additional paid-in capital. One stockholder was issued 100 additional shares of $0.001 par value common stock in error and the Company intends to have these 100 shares of common stock rescinded.

There have been no other issuances of common stock.

Note 5 - Going concern

The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. Without realization of additional capital, it would be unlikely for the Company to continue as a going concern. Therefore, the officers of the Company have committed to advancing cash to the Company to cover the operating costs. The advances do not bear any interest and are due when the Company has sufficient cash to repay the officers.

Note 6 - Related party transactions

The Company does not lease or rent any property. Office services are provided without charge by a director /
stockholder. Such costs are immaterial to the financial statements and, accordingly, have not been reflected therein. The officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interests. The Company has not formulated a policy for the resolution of such conflicts.

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

As of June 30, 2000, the Company has developed a business plan, recruited and retained a management team, developed a web site at www.jobsort.com and raised capital via a private placement offering of stock made pursuant to Section 4(2) of the Securities Act of 1933, as amended, and an offering made in reliance upon an exemption from the registration provisions of the Securities Act of 1933, as amended, in accordance with Regulation D, Rule 504. As a start-up and development stage company, the Company has no new products or services to announce.

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

23     Consent of Experts and Counsel

       Consents of independent public accountants

27     Financial Data Schedule

       Financial Data Schedule of JobSort, Inc. ending
       June 30, 2000


                         SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                        JobSort, Inc.
                        (Registrant)

Date: August 18, 2000

By:/s/ Paige Gamble
Paige Gamble, President

By:/s/ Anna M. Lotter
Anna M. Lotter, Secretary, Treasurer and Director